Form 10-K
period 2005-12-31
Structured Asset Securities Corp 2005-AR1
filed 2006-03-30
CIK 1345914

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Exact Name of Registrant as Specified in its Charter)
(State or Other Jurisdiction
Of Incorporation)
Registrant's telephone number, including area code:
Structured Asset Securities Corporation
Delaware
(I.R.S. Employer
Identification No.)
74-2440850
Commission File Number :
333-127589-21
(Address of Principal Executive Offices)
New York, New York
745 Seventh Avenue, 7th Floor
(Zip Code)
10019
(212) 526-7000
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
For the fiscal year ended December 31, 2005
or
For the transition period from _____________ to _____________
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ Yes]
Documents incorporated by reference:
None
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.
[X No]
[ Yes] [X No]
[X Yes] [ No]
[X]
[ Yes] [X No]
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]
Structured Asset Securities Corporation
(Issuing Entity)
Mortgage Pass-Through Certificates
Series 2005-AR1
(Exact Name of Sponsor as Specified in its Charter)
Lehman Brothers Holdings Inc.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6. Selected Financial Data.
No established public trading market for the Certificates exists.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
Item 9B. Other Information.
Not Applicable.
PART II
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
1. The Master Servicer has identified that during the first three reporting cycles of the transaction, delinquencies may be underreported as a result of the fact that certain unaffiliated underlying servicers have reported to the master servicer actual due dates as the initial due date of the transaction rather than the contractual due date of the loan.
There are approximately holders of record as of the end of the reporting year.
34
PART I
Item 1. Business.
Not Applicable.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
There were no legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of the Security Holders.
Not Applicable.
Not Applicable.
Not Applicable.
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accounting Fees and Services.
PART III
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By (Signature and Title):
Date
/s/ E. Todd Whittemore
3/29/06
Aurora Loan Services LLC, as Master Servicer
E. Todd Whittemore, Executive Vice President
a) 1. Not Applicable.
Item 15. Exhibits, Financial Statement Schedules.
2. Not Applicable.
3. Exhibits.
b) See (a) 3 above.
c) Not Applicable.
PART IV
31.1 Sarbanes-Oxley Certification
99.3 Annual Statement of Compliance for the year ended December 31, 2005
99.1 Independent Accountant's Servicing Report for the year ended December 31, 2005
99.2 Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2005
a) Aurora Loan Services LLC, as Master Servicer
99.4 Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31,2005
a) Homeq Servicing Corporation, as Servicer
b) Wells Fargo Bank, N.A., as Servicer
a) Homeq Servicing Corporation, as Servicer
b) Wells Fargo Bank, N.A., as Servicer
Exhibit Index
31.1 Sarbanes-Oxley Certification
99.3 Annual Statement of Compliance for the year ended December 31, 2005
99.1 Independent Accountant's Servicing Report for the year ended December 31, 2005
99.2 Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2005
a) Aurora Loan Services LLC, as Master Servicer
99.4 Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31,2005
a) Homeq Servicing Corporation, as Servicer
b) Wells Fargo Bank, N.A., as Servicer
a) Homeq Servicing Corporation, as Servicer
b) Wells Fargo Bank, N.A., as Servicer